Form 10KSB
period 1997-09-30
LEXICO ENERGY EXPLORATION INC
filed 1998-02-05
CIK 858795

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-KSB

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                                  [FEE REQUIRED]

                   For the fiscal year ended:  September 30, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                [NO FEE REQUIRED]

             For the transition period from __________ to __________

                       Commission File No. 33-32685

                      LEXICO ENERGY EXPLORATION, INC.
      _________________________________________________________________
      (Exact name of small business issuer as specified in its charter)

          	Delaware                                   84-1080261
_______________________________                   __________________
(State or other jurisdiction of                    (I.R.S. Employer
Incorporation or organization)                    Identification No.)

                  12835 E. Arapahoe Rd, Tower 1, Ste 210
                      Englewood, Colorado  80112
     ___________________________________________________________
     (Address of principal executive offices, including zip code)

Issuer's Telephone Number:  (303) 792-0416

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
     ___        ___

As of September 30, 1997, 11,277,000 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by nonaffiliates was approximately $-0-.

Documents incorporated by reference: Exhibits (Item 13)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:  $-0-

This Form 10-KSB consists of 22 pages. The Exhibit Index begins on page 7.

                               TABLE OF CONTENTS

                       Form 10-KSB Annual Report - 1997

                        Lexico Energy Exploration, Inc.

                                                      											         Page

Facing Page
Index

PART I
            Item    1.  Business                                          	  1
            Item    2.  Properties	                                          1
            Item    3.  Legal Proceedings	                                   1
            Item    4.  Submission of Matters to a Vote of Security Holders	 1

PART II
           	Item    5. Market For Registrant's Common Equity
                       And Related Shareholder Matters                       2
            Item    6. Management's Discussion And Analysis Or Plan Of
                       Operations                                            2
            Item    7. Financial Statements	                                 4
            Item    8. Disagreements On Accounting And Financial Disclosures	4

PART III
            Item    9. Directors And Executive Officers Of The Registrant	   5
            Item   10. Executive Compensation                             	  6
            Item   11. Security Ownership Of Certain Beneficial Owners And
                       Management	                                           6
            Item   12. Certain Relationships And Related Transactions     	  7

PART  IV
            Item   13. Exhibits, Financial Statement Schedules, And
                       Reports On Form 8-K	                                  7

SIGNATURES                                                                 	 8

                                  PART I


Item 1.  Business

     	Lexico Energy Exploration, Inc. (the "Company" or the "Registrant") is a development stage oil and gas firm that was organized under the laws of the state of Delaware on December 31, 1987. Since inception, the primary activity of the Company has been directed to organizational efforts and obtaining financing. The Company's initial public offering of its common stock was completed on November 27, 1990. Subsequently, the Company has conducted limited oil and gas operations, primarily buying, selling, and trading working interests in oil and gas properties.

The Company's officers are currently seeking financing for completion of a deep gas well called the Conoco 13-1 in Uintah County, Utah, in which the Company has a 50% working interest. The Conoco 13-1 was drilled to over 15,000 feet and cased in the mid 1970's, and the Company feels that gas markets in the area are now strong enough to warrant recompletion of the well.
An engineering report prepared for the Company in 1987, and updated in January of 1997 concluded that conventional completion of the well could result in recovery of approximately 2.3 BCF (billion cubic feet) of gas, and that horizontal completion could result in cumulative gas recovery of in excess of 11 BCF.


Item 2.  Properties

    	The Company maintains its offices in Englewood, Colorado.


Item 3.  Legal Proceedings

    	The Company was involved in no legal proceedings during the fiscal year ended September 30, 1997.


Item 4.  Submission of Matters to a Vote of Security Holders

    	In September 1997, Lex Dolton and Clarey Zingler were elected to the Board of Directors.

                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

    	(a) Principal Market or Markets: During the fiscal year ended September 30, 1997, no separate market developed for the Company's common stock. The Company currently has no outstanding trading market. High and low bids for the Company's common stock for the previous eight quarters are shown below.

						                           		BID
Class			 Quarter Ended		     High       Low

Common		Dec.  31, 1995			       	No Bid
Common  Mar.  31, 1996			       	No Bid
Common 	June  30, 1996			       	No Bid
Common	 Sept. 30, 1996			       	No Bid
Common  Dec.  31, 1996			       	No Bid
Common 	Mar.  31, 1997			       	No Bid
Common 	June  30, 1997	       			No Bid
Common  Sept. 30, 1997           No Bid

    	(b)    Common Stock:   On September 30, 1997 there were 11,277,000
shares of common stock issued and outstanding, which were held by 28 shareholders of record excluding individuals holding securities in street name.

The Company has never paid cash dividends on its common stock and currently intends to continue its policy of retaining all of its earnings for use in its business.

    	(c) Preferred Stock: The Company at September 30, 1997 had no preferred shares issued or outstanding.


Item 6.  Management's Discussion and Analysis or Plan of Operations

    	The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

The Company earned no revenues in 1997 and incurred minor losses from operating expenses. Management believes that the Company has access to sufficient funds to continue operations through the end of its current fiscal year on September 30, 1998.

     	(a) Liquidity: The Registrant's securities are currently not liquid. The Company's efforts, however, are to bring producing properties online.
The Company is also focusing on creating a liquid market for its outstanding common stock. The Business Plan is directed toward meeting the listing requirements for the NASDAQ national market system; and the Company is currently negotiating with investment bankers to provide assistance in this regard.
The Company cannot insure liquidity at any time in the future, regardless of whether or not it conducts successful future business operations.

     	(b) Capital Resources: The Company currently has few capital resources, and is attempting to secure funding in the capital markets.

     	(c) Investments/Joint Ventures: The Company is negotiating the purchase of an Australian based firm that applies for, and has, significant interests in oil and gas concessions in Australia and the South Pacific. The firm also markets the exploration of the concessions which it is granted. The purchase of this firm would be accomplished through a stock acquisition and/or financial outlay. It is anticipated that these negotiations and subsequent agreements will be finalized before the end of the year 1997. Mr. Dolton has been successful in the past in his application efforts for oil and gas concessions in Australia. The acquisition of such a company would project at least one application per year for an oil and gas concession in Australia or the South Pacific.

Certain assets in a closely affiliated company, Natural Buttes Gas Corp., are being compiled with the intent of Lexico Energy Exploration, Inc. acquiring said assets. These assets exist in the Uintah Basin in Utah where Lexico Energy Exploration, Inc. owns working interests in reserves in the deeper zones.

    	(d) Plan of Operations: The Company intends to complete and place on line for gas sales the Conoco 13-1 Well located in the NW/4 of Section 13, Township 10 South, Range 20 East, located in the Bitter Creek Field of
Uintah County, Utah. The Company has a 50% working interest in the well.
The area is a well developed gas producing area within the Uintah Basin, a sedimentary basin known for the variety of petroleum resources located within its boundaries. Potential gas reserves within the Company's area of focus in the basin have been estimated in excess of 1 trillion cubic feet and oil reserves have been estimated as being in excess of 500 million barrels. Preliminary engineering reports indicate that recompletion of the Conoco 13-1 could yield substantial gas reserves of approximately 2.3 BCF
(billion cubic feet) through conventional completion, and 11 BCF through horizontal completion methods. Successful recompletion of the well would provide the Company a significant and immediate asset value.

Upon completion and establishment of gas sales from the wells in which the Company has an interest either through ownership or farm-in rights, it is the intention of the Company to undertake a drilling program to further develop these lands.

Item 7.  Financial Statements

     	The Report of the Independent Certified Public Accountant appearing at page F-1 and the Financial Statements and Notes to Financial Statements appearing at pages F-2 through F-10 are incorporated herein by reference.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     	In May of 1996 the Board of Directors approved the engagement of Ronald R. Chadwick, P.C. as its independent auditor, replacing the firm of J.D. Kish, Certified Public Accountant, who resigned as the Company's independent auditor effective May 20, 1991, as set forth in the Company's 8-K filed June 3, 1991. The decision by the Board of Directors to change accountants was based solely on the decision by Mr. Kish not to stand for re-election.

There were no adverse opinions, disclaimer of opinions, or modification of opinions as to uncertainty, audit scopes, or accounting principles issued by Mr. Kish during his tenure as the Company's auditor, nor were there any disagreements with the former accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures. The Company has retained no other auditors since 1991.

                                 PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The Directors and Officers of the Registrant as of the date of this report are as follows:

                                                   											Served as a
Name			           	Age	         		Position	                 		Director Since

Lex Dolton         67    	Chairman, Acting President,         November, 1990
                          and a Director

Clarey Zingler     53    	Secretary/Treasurer, Chief 	        September, 1997
                          Financial Officer, and a
                          Director


All Directors of the Company will hold office until the next annual meeting of the shareholders, and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors at the first meeting of the Company's shareholders, and hold office until their death, resignation, or removal from office.

Lex Dolton. Chairman, Acting President, and a Director. Mr. Lex Dolton attended Colorado Christian University from 1950 to 1954 and Colorado University studying Geology in 1955. He conducted business from 1960 through 1973 as a commercial and residential developer. He purchased land for development within the Denver Metropolitan area. Mr. Dolton formed Lexicon resuorces in 1977, serving as vice president in charge of foreign concessions and oil and gas acquisitions. Within the same field, he formed Concord Royalty Company in 1981, and served through 1992. In 1992, Mr. Dolton established Natural Buttes Oil and Gas (a privately held oil and gas company) and assumed the position of Chairman of the Board. Mr. Dolton is the President and Chairman of the Board of Lexico Energy Exploration, Inc.

Clarey Zingler. Secretary/Treasurer, Chief Financial Officer, and a Director. Mr. Clarey Zingler has a Bachelors Degree in Economics, a Masters Degree in Complex Organizations/Economics, and a PhD (ABD) in Complex Organizations.
He has taught MBA and DBA courses as an Associate Professor at major colleges and universities, and he has managed the Management Practices Division of a Big Six accounting firm. Mr. Zingler is Secretary/Treasurer of the Board of Directors for Lexico Energy Exploration, Inc., and has overall responsibility for project management and finance. He has extensive experience in industry and private/public businesses as a controller, chief financial officer, and vice president of finance.

Item 10. Executive Compensation

     Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

                          SUMMARY COMPENSATION TABLE

Name and	              	Fiscal	                          					Other Annual
Principal Position      Year         	Salary   	Bonus        	Compensation

Lex Dolton,            	1995             -        -                 -
President               1996	      	     -		      -	              		-
                        1997      		     -		      -                 -



Item 11.  Security Ownership of Certain Beneficial Owners and Management

    	The following table sets forth, as of the date of this Report, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more or the Registrant's common stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group:

                                     						      	NO. OF	           	% OF
NAME	   		                    	CLASS	            	SHARES            	CLASS

Lex Dolton                    	Common	           	10,310,000       		91.42
12835 E. Arapahoe Rd
 Tower 1, Ste 210
Englewood, Colorado  80112

Vanco Investment Co.         		Common          	     930,000	      	  8.25
6160 S. Syracuse Way, Ste 350
Englewood, Colorado  80111

Directors and               			Common	           	10,310,000       		91.42
Officers as a Group

Item 12.  Certain Relationships and Related Transactions

      In September of 1991 the Company purchased certain oil and gas working interests in Uintah County, Utah for $220,000 in cash from an entity controlled by an affiliate of the Company. These interests were subsequently traded to a corporation controlled by common ownership in 1994 for preferred stock, then reacquired by the Company in 1997.



                                  PART IV


Item 13.  Exhibits and Reports on Form 8-K

    	(a)   Exhibits

     	-- The following Exhibits were filed with the Securities and Exchange
         Commission in the Exhibits to Form S-18 in November of 1990, and are incorporated by reference herein:

	           	3.1  Articles of Incorporation
             3.2  Amendment to Articles
             3.3  Correction of Amendment
             3.4  Certificate of Renewal and Revival
             3.5  Amendment to Articles
		           3.6  By Laws
            10.1  Amended Stock Option Plan

    	(b)  Reports on Form 8-K

          -- There were no reports filed on form 8-K during the last quarter covered by this report.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 1998.

						LEXICO ENERGY EXPLORATION, INC.


						By: /s/Lex Dolton
						    Lex Dolton, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on February 5, 1998.

Principal Executive Officer, Financial Officer, Accounting Officer and Director:

/s/Lex Dolton
Lex Dolton


Directors:

/s/Lex Dolton
Lex Dolton


/s/Clarey Zingler
Clarey Zingler

                       LEXICO ENERGY EXPLORATION, INC.
                        (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1997

                       LEXICO ENERGY EXPLORATION, INC.
                        (A Development Stage Company)
                           Financial Statements

                            TABLE OF CONTENTS


                                                                       Page

INDEPENDENT AUDITOR'S REPORT ON
     THE FINANCIAL STATEMENTS                                          F-1


FINANCIAL STATEMENTS

     Balance sheet                                                     F-2
    	Statement of operations                                           F-3
     Statement of stockholders' equity                                 F-4
     Statement of cash flows                                           F-6
     Notes to financial statements                                     F-8

RONALD R. CHADWICK, P.C.
Certified Public Accountant
3025 South Parker Road
Suite 109
Aurora, Colorado    80014
Telephone (303)306-1967
Fax       (303)306-1944


                         INDEPENDENT AUDITOR'S REPORT

Board of Directors
Lexico Energy Exploration, Inc.
Englewood, Colorado

I have audited the accompanying balance sheet of Lexico Energy Exploration, Inc. as of September 30, 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1996 and September 30, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lexico Energy Exploration, Inc. as of September 30, 1997, and the results of its operations and its cash flows for the years ended September 30, 1996 and September 30, 1997 in conformity with generally accepted accounting principles.


Aurora, Colorado
January 12, 1998                                RONALD R. CHADWICK, P.C.

                      LEXICO ENERGY EXPLORATION, INC.
                      ( A Development  Stage Company)
                              BALANCE SHEET
                           September 30, 1997

                                 ASSETS

        Oil and gas properties                          $  220,000
                                                        ----------

        Total Assets                                    $  220,000
                                                       	==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities

              Accounts payable                         	$   68,031
              Interest payable                             	36,408
                                                       	----------
                 Total current liabilities                 104,439
                                                       	----------
        Total Liabilities                                  104,439
                                                        ----------

        Stockholders' equity

           Common stock: $.001 par value,
              50,000,000 shares authorized,
              11,277,000 shares issued
              and outstanding                             	 11,277

           Preferred stock,  $.01 par value,
              5,000,000 shares authorized,
              0 shares issued and outstanding                    -

           Additional paid in capital                      394,038

           Deficit accumulated during the
              development stage                          ( 289,754)
	                                                       ----------

        Stockholders' Equity                               115,561
	                                                       ----------

	       Total Liabilities And Stockholders' Equity      $  220,000
	                                                       ==========

  The accompanying notes are an integral part of the financial statements.

                       LEXICO ENERGY EXPLORATION, INC.
                       (A Development  Stage Company)
                           STATEMENT OF OPERATIONS

                                     Year Ended  Year Ended  December 31, 1987
                                      Sept. 30,   Sept. 30,  (inception) to
                                        1996        1997      Sept. 30, 1997
                                     ----------  ----------  -----------------


Sales                                $       -   $       -      $        -

Operating expenses               	         820      10,608     	   264,333
                                     ---------   ---------      ----------
Income (loss) from operations        	(    820)   ( 10,608)      ( 264,333)
                                    	---------   ---------      ----------

Other income (expense):
    Interest income                          -     	    -          	10,987
    Interest expense                  (  6,702)   (  6,702)      (  36,408)
                                    	---------   ---------      ----------
                                      ( 	6,702)   ( 	6,702)      ( 	25,421)
                                    	---------  	---------     	----------
Income (loss) before provision
for income taxes and
extraordinary items                   (  7,522)   ( 17,310)      ( 289,754)

Provision for income tax (Note 1)            -           -               -
                                     ---------   ---------      ----------

Net income (loss)                   	$(  7,522) 	$( 17,310)    	$( 289,754)
                                     =========	  =========      ==========

Net income (loss) per share	         $ (  *  )   $ (  *  )      $ (  .029)
                                     =========   =========      ==========

   Weighted average number of
   common shares outstanding        11,277,000 	11,277,000    	10,029,542
                                    ==========  ==========     ==========


*less than $(.01) per share



   The accompanying notes are an integral part of the financial statemetns.

                          LEXICO ENERGY EXPLORATION, INC.
                           (A Development Stage Company)
                         STATEMENT OF STOCKHOLDERS' EQUITY
                   For the period December 31, 1987 (inception)
                              to September 30, 1997


                                                   COMMON  STOCK                                                Total
                                                                       Paid in             (Accumulated      Stockholders'
                                                 Shares     Amount     Capital             Deficit     )       Equity

Balances at
December 31, 1987                                        -  $      -   $      -            $       -        $       -

Stock issued to initial stockholders for
cash, Jan.4, 1988 at $.001 per share             7,000,000     7,000          -                    -            7,000

Net income (loss)                                        -         -          -                    -                -
                                                ----------  --------   --------            ---------        ---------
Balances at Sept. 30, 1988                       7,000,000     7,000          -                    -            7,000

Net income (loss)                                        -         -          -             (    549)        (    549)
                                                ----------  --------   --------            ---------        ---------
Balances at Sept. 30, 1989                       7,000,000     7,000          -             (    549)           6,451

Net income (loss)                                        -         -          -             (  9,151)        (  9,151)
                                                ----------  --------   --------            ---------        ---------
Balances at Sept. 30, 1990                       7,000,000     7,000          -             (  9,700)        (  2,700)

Sale of stock in public offering,
Nov. 27, 1990 at $.01 per
share (net of offering costs)                    4,277,000     4,277    391,240                    -          395,517

Net income (loss)                                        -         -          -             (170,951)        (170,951)
                                                ----------  --------   --------            ---------        ---------
Balances at Sept. 30, 1991                      11,277,000  $ 11,277   $391,240            $(180,651)       $ 221,866


                           -Continued On Following Page-


     The accompanying notes are an integral part of the financial statements.



                         LEXICO ENERGY EXPLORATION, INC.
                          (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Period December 31, 1987 (inception)
                             to September 30, 1997




                                                    COMMON STOCK                                              Total
                                                                        Paid in            (Accumulated    Stockholders'
                                                 Shares       Amount    Capital             Deficit   )      Equity


Net income (loss)                                        -         -          -            $( 40,092)      $( 40,092)
                                                ----------  --------   --------            ---------       ---------
Balances at Sept. 30, 1992                      11,277,000    11,277    391,240             (220,743)        181,774

Net income (loss)                                        -         -          -             ( 12,226)       ( 12,226)
                                                ----------  --------   --------            ---------       ---------
Balances at Sept. 30, 1993                      11,277,000    11,277    391,240             (232,969)        169,548

Net income (loss)                                        -         -          -             ( 21,640)       ( 21,640)
                                                ----------  --------   --------            ---------       ---------
Balances at Sept. 30, 1994                      11,277,000    11,277    391,240             (254,609)        147,908

Net income (loss)                                        -         -          -             ( 10,313)       ( 10,313)
                                                ----------  --------   --------            ---------       ---------
Balances at Sept. 30, 1995                      11,277,000    11,277    391,240             (264,922)        137,595

Paid in capital                                          -         -        298                    -             298

Net income (loss)                                        -         -          -             (  7,522)       (  7,522)
                                                ----------   -------   --------            ---------       ---------
Balances at Sept. 30, 1996                      11,277,000    11,277    391,538             (272,444)        130,371

Paid in capital                                          -         -      2,500                    -           2,500

Net income (loss)                                        -         -          -             ( 17,310)       ( 17,310)
                                                ----------   -------   --------            ---------       ---------
Balances at Sept. 30, 1997                      11,277,000   $11,277   $394,038            $(289,754)      $ 115,561
                                                ==========   =======   ========            =========       =========


    The accompanying notes are an integral part of the financial statements.

                         LEXICO ENERGY EXPLORATION, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS

                                                               Dec. 31, 1987
                                Year Ended      Year Ended     (inception) to
                               September 30,   September 30,   September 30,
                                    1996            1997             1997
                                 ----------      ----------     ------------

Cash Flows From
Operating Activities:

Net income (loss)                $(  7,522)      $( 17,310)      $(289,754)

    Adjustments to reconcile
    net income (loss) to
    net cash provided by
    (used for) operating
    activities:

Increase in accounts payable           522           8,108          68,031
Increase in interest payable         6,702           6,702          36,408
                                 ---------       ---------       ---------

Net cash provided by (used
  for) operating activities       (    298)       (  2,500)       (185,315)


Cash Flows From
Investing Activities:

(Purchase) of oil and gas
   interests                             -               -        (220,000)
                                 ---------       ---------       ---------

Net cash provided by (used
  for) investing activities              -               -        (220,000)
                                 ---------       ---------       ---------


                        -Continued On Following Page-


   The accompanying notes are an integral part of the financial statements.

                          LEXICO ENERGY EXPLORATION, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                         -Continued From Previous Page-

                                                                Dec. 31, 1987
                                 Year Ended      Year Ended    (inception) to
                                September 30,   September 30,   September 30,
                                    1996            1997            1997
                                 ----------      ----------      ----------

Cash Flows From
Financing Activities:

Sale of common stock             $       -       $       -       $  11,277
Increase in paid in capital            298           2,500         394,038
                                 ---------       ---------       ---------

Net cash provided by (used
  for) financing activities            298           2,500         405,315
                                 ---------       ---------       ---------

Net Increase (Decrease)
  In Cash                                -               -               -

Cash At The Beginning
  Of The Period                          -               -               -
                                 ---------       ---------       ---------
Cash At The End
  Of The Period                  $       -       $       -       $       -
                                 =========       =========       =========


Schedule of Non-Cash Investing and Financing Activities:
--------------------------------------------------------

In September of 1997 the Company reacquired oil and gas interests valued at $220,000 from Natural Buttes Gas Corp.


Supplemental Disclosure
-----------------------

Cash paid during the year for:
                                             1996          1997
                                          ---------     ---------

                       Interest           $   -         $   -
                       Income taxes       $   -         $   -


   The accompanying notes are an integral part of the financial statements.

                         LEXICO ENERGY EXPLORATION, INC.
                         ( A Development  Stage Company)
                          Notes to Financial Statements


NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES:

Lexico Energy Exploration, Inc. ("LXC", the "Company") was incorporated in the state of Delaware on December 31, 1987. The Company's primary business purpose is to engage in the exploration and production of oil and gas. The Company has commenced only limited principal operations and is a development stage company.

Oil and gas properties

The Company follows the successful efforts method of accounting for its oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Undeveloped properties are periodically assessed for possible impairment due to unrecoverability of costs invested. Cash received for partial conveyances of property interests are treated as a recovery of cost and no gain or loss is recognized.

Income tax

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounting year

The Company employs a fiscal year which ends September 30.

                        LEXICO ENERGY EXPLORATION, INC.
                        (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS - Continued

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Use of Estimates

The preparation of financial statements in conformity with
generally  accepted 	accounting principles requires management to make estimates
and assumptions that affect reported 	amounts of assets and liabilities and
disclosure of	contingent assets and liabilities at the date of the	financial
statements and the reported	amounts of revenues and expenses during the
reporting 	period.  Actual results could differ from those estimates.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.


NOTE 2. OIL AND GAS PROPERTIES

The Company's oil and gas properties consist of working interests in 640 acres in Uintah County, Utah, which include a 50% working interest in Conoco Well 13-1 with possible reserves. The properties are carried at their historic cost of $220,000.


NOTE 3.	RELATED PARTY TRANSACTIONS

Since the Company's inception, founders, officers, directors and others have purchased 7,000,000 shares of the Company's common stock for $.001 per share, while the price paid by the public for the Company's common stock at LXC's initial public offering was $.10 per share.

In September of 1991 the Company purchased certain oil and gas working interests in Uintah County, Utah for $220,000 in cash from an entity controlled by an affiliate of the Company. These interests were subsequently traded to a corporation controlled by common ownership in 1994, then reacquired by the Company in 1997.

                      LEXICO ENERGY EXPLORATION, INC.
                      ( A Development  Stage Company)
                  Notes to Financial Statements - Continued


NOTE 4.	INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses.  These loss
carryovers	are limited 	under the Internal Revenue Code should a significant
change in ownership	occur.

At September 30, 1997 the Company had approximately $290,000 of unused
federal net operating	loss carryforwards, which begin to expire
in the year in 2005.

A deferred tax asset, arising from the net operating loss carryover, of approximately $43,000 has been offset by a valuation allowance.


NOTE 5. STOCKHOLDERS' EQUITY

Common stock

The Company has 50,000,000 authorized shares of common stock, par value $.001, with 11,277,000 shares outstanding as of September 30, 1997.

On November 8, 1989 the Company affected a 2 for 1 forward split of its common stock. On December 4, 1989 the Company affected a 1 for 2,000 reverse split of its common stock. On June 11, 1991 the Company forward split its common stock 100 for 1. All common stock issuances set forth in the Statement of Stockholders' Equity take into account the above noted stock splits.

Preferred stock

The Company has 5,000,000 authorized shares of preferred stock, par value $.001, issuable from time to time in different series with rights and privileges to be determined by the Board of Directors. No specific series of preferred stock have yet been established.

Stock option plan

The Company has adopted an incentive stock option plan (the "Plan"), to be administered by a Compensation Committee of the Board of Directors. The Plan provides that no option may be granted at an exercise price less than the fair market value of the common stock of the Company on the date of grant and that, unless otherwise specified, the options expire five years from the date of grant and may not be exercised during the initial one year period from the date of grant. Thereafter, options may be exercised in whole or in part, depending on terms of the particular option. To date, no Board members have been appointed to the Compensation Committee and no options have been granted pursuant to the Plan.