Form 10QSB
period 1997-12-31
LEXICO ENERGY EXPLORATION INC
filed 1998-02-19
CIK 858795

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  December 31, 1997

OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE EXCHANGE ACT

For the transition period from __________ to __________

             Commission File No. 33-32685

             LEXICO ENERGY EXPLORATION, INC.
 ___________________________________________________________
  (Exact name of small business issuer as specified in its
                         charter)

Delaware                              				84-1080261
________                                 ____________
(State or other jurisdiction of	         (I.R.S. Employer
Incorporation or organization)	          Identification  No.)

          12835 E. Arapahoe Rd, Tower 1, Ste 210
    	          Englewood, Colorado  80112
_____________________________________________________________
 (Address of principal executive offices, including zip code)


Issuer's Telephone Number:  (303) 792-0416


______________________________________________________
 (Former name, former address and former fiscal year,
              if changed since last report)


Check whether the Issuer (1) filed all
reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ____       ____


As of December 31, 1997, 11,277,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
1st Quarter Ended December 31, 1997


Lexico Energy Exploration, Inc.

                                      						         Page

PART I:  FINANCIAL INFORMATION

            Item 1.

                   Balance Sheet 	                  			2
                   Statement Of Operations	          		3
                   Statement Of Cash Flows	 	         	4
                   Notes To Financial Statements	  	  	5


            Item 2.

	                 Management's Discussion And
                  Analysis Or Plan Of Operation        6

PART II:  OTHER INFORMATION	             	             8


SIGNATURES					                                        9

              PART I.   FINANCIAL INFORMATION

ITEM 1.            LEXICO ENERGY EXPLORATION, INC.
                   (A Development Stage Company)
                           BALANCE SHEET
                         December 31, 1997
                            (UNAUDITED)

                               ASSETS


Cash                                 $         30
                                    _____________

 Total current assets                          30

Office equipment (net)                        983
Oil and gas properties               $    320,000
                                    _____________

Total Assets     	                			$    321,013
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                	$    68,031
     Interest payable          	           38,084
     Related party notes payable           40,000
                                     ____________

	Total current liabilities	               146,115
                                     ____________

Total Liabilities      	           		     146,115
                                     ____________


Stockholders' equity

     Common stock: $.001 par
       value, 50,000,000 shares
       authorized, 11,277,000
       shares issued
       & outstanding            	    	    11,277

     Preferred stock:  $.01 par
       value, 5,000,000 shares
       authorized, 0 shares
       issued & outstanding             	      -

     Additional paid in capital          494,788

     Deficit accumulated during
        the development stage        (   331,167)
                                    ____________

  Stockholders' Equity      			          174,898
                                    ____________

Total Liabilities And
 Stockholders' Equity	     	          $  321,013
	 						                            ============

  The accompanying notes are an integral part of the financial statements.

                     LEXICO ENERGY EXPLORATION, INC.
                      (A Development Stage Company)
                         STATEMENT OF OPERATIONS
                              (UNAUDITED)

                                                                Dec. 31, 1987
			                                    	   Three Months Ended    (inception)
		                                    		       December 31       to Dec. 31,
	 			                                      1997          1996       1997
							                                    ____          ____   _____________


Sales                                	  $      -      $      -    $        -

Operating expenses                        39,737           200       304,070
                                        ________      ________     _________
Income (loss) from
 operations	              	              (39,737)      (   200)     (304,070)

Other income (expense)
	Interest income	                      	       -    	        -        10,987
 Interest expense                       (  1,676)      ( 1,676)     ( 38,084)
	                                      _________      ________     _________
	Total other income          	          (  1,676)  		  ( 1,676)     ( 27,097)
                                       _________      ________     _________
Income (loss) before
provision for income taxes
and extraordinary        		             ( 41,413)      ( 1,876)     (331,167)
                                       _________      ________     _________

Provision for income tax                       -             -             -
			                                    _________      ________     _________

Net income (loss)            	         $( 41,413)   		$( 1,876)    $(331,167)
                                       =========      ========     =========

Net income (loss) per share             $(  *  )    	 $(  *  )     $( .033 )
                                        ========      ========     =========

Weighted average number of
common shares outstanding              11,277,000    11,277,000    10,059,967
                                       ==========    ==========    ==========
*Less than $.01 per share

   The accompanying notes are an integral part of the financial statements.

                    LEXICO ENERGY EXPLORATION, INC.
	                    (A Development Stage Company)
	                       STATEMENT OF CASH FLOWS
 		                          (UNAUDITED)

	                                                                 Dec.31,1987
				                                         	Three Months Ended  (inception)
	  				                                           December 31	    to Dec. 31,
				                                         	1997          1996      1997
							                                       ____          ____  ___________

Cash Flows From Operating Activities:

   Net income (loss)	          	           $(41,413)     $( 1,876)  $(331,167)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Depreciation                              17             -          17
       Increase in accounts payable               -           200      68,031
       Increase in interest payable           1,676         1,676      38,084
		                                         --------      --------   ---------
	        Net cash provided
     	   by (used for)
	        operating activities 	             (39,720)            -    (225,035)
                                           --------      --------   ---------


Cash Flows From Investing Activities:

      (Purchase) of equipment               ( 1,000)            -    (  1,000)
      (Purchase) of oil and gas interests         -             -    (220,000)
                                           --------      --------   ---------
         Net cash provided
         by (used for)
         investing activities               ( 1,000)            -    (221,000)
                                           --------      --------   ---------


Cash Flows From Financing Activities:

       Sale of common stock                       -             -      11,277
       Increase in rel. party notes payable  40,000             -      40,000
       Increase in paid in capital         		   750  	          -     394,788
			                                        --------      --------   ---------
     	   Net cash provided
      	  by (used for)
	        financing activities	              	40,750  	          -     446,065
                                           ________	     ________   _________

Net Increase (Decrease) In Cash                  30             -          30

Cash At The Beginning Of The Period               -             -           -
                                           ________      ________   _________

Cash At The End Of The Period              $     30      $      -   $      30
                                           ========      ========   =========

   The accompanying notes are an integral part of the financial statements.

                    LEXICO ENERGY EXPLORATION, INC.
                    (A Development Stage Company)
                    Notes to Financial Statements
                              (Unaudited)


Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.
The results of operations for such interim periods are not necessarily indicative of operations for a full year.

                  LEXICO ENERGY EXPLORATION, INC.

ITEM 2.  Management's Discussion and Analysis or Plan of
         Operation

     The Company effected the acquisition of 50% of United Stratum AUS PTY Ltd ("USAPL") on December 18, 1997 through a common stock trade of 1 million shares of Lexico Energy Exploration, Inc. common shares for 50% of USAPL stock. USAPL holds a 3/8 interest in VAP1 Petroleum Prospecting License, a Vanuatu 3,728,000 acre oil and gas concession. The concession includes almost all of Malakula Island and Espiritu Santo Island, Republic of Vanuatu, S.W. Pacific, as well as offshore areas.

Formal commitments are in process from Coastal and/or its subsidiary to buy all the oil and gas in the Uintah Basin from Lexico's wells.

Drilling bids have been solicited from several drilling companies to complete and bring on-line Conoco Well 13-1, in Uintah County, Utah.

Mr. Edison F. Baldwin was added to the Board of Directors on October 24, 1997. Mr. Baldwin holds a B.S. in Construction Management from Colorado State University, and a Masters of Business Administration from the University of Colorado. He has extensive experience in construction estimating, cost control, scheduling owner-architect-contractor liason, labor relations, construction management, and overall company management on individual projects of $75 million and an aggregate of $200 million. Mr. Baldwin has a diverse affiliation with business and professional organizations including development authorities, executive committees, and serving as a Director for Norwest Bank of Fort Collins.

Mr. John P. Gold serves as the Company's Chief Consultant. Mr. Gold has very extensive qualifications and experience in the oil and gas industry. He holds a M.A. in Geology from Cambridge University and a D.I.C. in Petroleum Geology from Royal School of Mines, Imperial College, London. He has more than 30 years experience in oil and gas exploration, development and production.
Mr. Gold has provided technical work and/or decision making that resulted in employers' participation in the discovery of 27 oil and gas fields in five countries with reserves exceeding 500 million barrels of oil and 10 trillion cubic feet of gas, worth over $30 billion at current prices.
Mr. Gold has also managed exploration programs for independent, public exploration and production companies in Indonesia, Australia, Canada and the Rocky Mountain region of the U.S.A.

                  LEXICO ENERGY EXPLORATION, INC.

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of the date of this Report, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Registrant's common stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group:

                                    Number of            Percentage of
Name and Address                  Common shares        Total outstanding

L. Lex Dolton                      7,020,000                 62.25%
6614 N. Pinewood Dr.
Parker, CO  80134

Vanco Investments                    930,000                  8.25%
6535 S. Dayton
Englewood, CO  80111

Edison Baldwin                       750,000                  6.65%
4255 Woody Creek Lane
Ft. Collins, CO  80524

Clarey D. Zingler                    169,000                  1.50%
7193 Christopher Ct.
Niwot, CO  80503

All Officers and Directors
as a Group (three persons)         7,939,000                 70.40%

PART II.  OTHER INFORMATION


Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters To A Vote of Securities Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K - None

                         SIGNATURES

	In accordance with the requirements of the Exchange
Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

			           	LEXICO ENERGY EXPLORATION, INC.


			           	By: /s/Lex Dolton
			           	Lex Dolton, President
			           	and Director


Date: February 19,  1998