Form 10QSB
period 1998-03-31
LEXICO ENERGY EXPLORATION INC
filed 1998-05-06
CIK 858795

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 1998

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

Yes   X      No
    ____       ____


As of March 31, 1998, 11,277,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
2nd Quarter Ended March 31, 1998


Lexico Energy Exploration, Inc.

                                      						         Page

PART I:  FINANCIAL INFORMATION

            Item 1.

                   Balance Sheets	                  			2
                   Statement Of Operations	          		3
                   Statement Of Cash Flows	 	         	4
                   Notes To Financial Statements	  	  	5


            Item 2.

	                 Management's Discussion And
                  Analysis Or Plan Of Operation        6

PART II:  OTHER INFORMATION	             	             7


SIGNATURES					                                        8

              PART I.   FINANCIAL INFORMATION

ITEM 1.            LEXICO ENERGY EXPLORATION, INC.
                   (A Development Stage Company)
                           BALANCE SHEET
                          MARCH 31, 1998
                            (UNAUDITED)

                               ASSETS


Cash                                 $        824
                                    _____________

    Total current assets                      824

Office equipment (net)                      2,800
Oil and gas properties                    295,000
Investment in USAPL                       100,000
Option                                     10,000
                                    -------------

Total Assets     	                			$    408,624
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                	$    68,031
     Interest payable          	           39,759
     Related party notes payable          180,000
                                     ____________
	Total current liabilities	               287,790
                                     ____________

Total Liabilities      	           		     287,790
                                     ____________


Stockholders' equity

     Common stock: $.001 par
       value, 50,000,000 shares
       authorized, 11,277,000
       shares issued
       & outstanding            	    	    11,277

     Preferred stock:  $.01 par
       value, 5,000,000 shares
       authorized, 0 shares
       issued & outstanding             	      -

     Additional paid in capital          494,788

     Deficit accumulated during
        the development stage        (   385,231)
                                    ____________

  Stockholders' Equity      			          120,834
                                    ____________

Total Liabilities And
 Stockholders' Equity	     	          $  408,624
	 						                            ============

                  	 See Notes to Financial Statements

                     LEXICO ENERGY EXPLORATION, INC.
                      (A Development Stage Company)
                         STATEMENT OF OPERATIONS
                              (UNAUDITED)


                                                                                            Dec. 31, 1987
			                                    	   Three Months Ended       Six Months Ended        (inception)
		                                    		        March  31                March 31           to March 31,
	 			                                      1998          1997       1998         1997           1998
							                                    ____          ____       ____         ____       _____________


Sales                                	  $      -      $      -    $      -     $      -     $        -

Operating expenses                    		  52,389           450      92,126          650        356,459
                                        ________      ________    ________     ________     __________
Income (loss) from
 operations	              	              (52,389)      (   450)    (92,126)     (   650)     ( 356,459)
                                        ________      ________    ________     ________     __________
Other income (expense):

	Interest income	                      	       -    	        -           -            -         10,987
 Interest expense                        ( 1,675)      ( 1,675)    ( 3,351)     ( 3,351)     (  39,759)
	                                       ________      ________    ________     ________     __________
	Total other income          	           ( 1,675)  		  ( 1,675)    ( 3,351)     ( 3,351)     (  28,772)
                                        ________      ________    ________     ________     __________
Income (loss) before
 income taxes            		              (54,064)      ( 2,125)    (95,477)     ( 4,001)     ( 385,231)
                                        ________      ________    ________     ________     __________

Provision for income tax                       -           -            -              -             -
			                                     ________      ________    ________     ________     __________
Net income (loss)            	          $(54,064)   		$( 2,125)   $(95,477)    $( 4,001)    $( 385,231)
                                        ========      ========    ========     ========     ==========

Net income (loss) per share             $(  *  )    	 $(  *  )    $(  *  )     $(  *  )     $(  .038 )
                                        ========      ========    ========     ========     ==========

Weighted average number of
common shares outstanding              11,277,000    11,277,000  11,277,000   11,277,000    10,088,260
                                       ==========    ==========  ==========   ==========    ==========
*Less than $.01 per share


         	         See Notes to Financial Statements

                    LEXICO ENERGY EXPLORATION, INC.
	                    (A Development Stage Company)
	                       STATEMENT OF CASH FLOWS
 		                          (UNAUDITED)

	                                                                 Dec.31,1987
				                                         	 Six Months Ended   (inception)
	  				                                            March 31	      to March 31,
				                                         	1998          1997      1998
							                                       ____          ____  ___________

Cash Flows From Operating Activities:

   Net income (loss)	          	           $(95,477)     $( 4,001)  $(385,231)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Depreciation                             200             -         200
       Increase in accounts payable               -           650      68,031
       Increase in interest payable           3,351         3,351      39,759
		                                         --------      --------   ---------
	        Net cash provided
     	   by (used for)
	        operating activities 	             (91,926             -    (277,241)
                                           --------      --------   ---------


Cash Flows From Investing Activities:

      (Purchase) of equipment               ( 3,000)            -    (  3,000)
      (Capitalized) expenditures            (75,000)            -    ( 75,000)
      (Purchase) of option                  (10,000)            -    ( 10,000)
      (Purchase) of oil and gas interests         -             -    (220,000)
                                           --------      --------   ---------
         Net cash provided
         by (used for)
         investing activities               (88,000)            -    (308,000)
                                           --------      --------   ---------


Cash Flows From Financing Activities:

       Sale of common stock                       -             -      11,277
       Increase in related party
         notes payable                      180,000             -     180,000
       Increase in paid in capital         		   750  	          -     394,788
			                                        --------      --------   ---------
     	   Net cash provided
      	  by (used for)
	        financing activities	              180,750  	          -     586,065
                                           ________	     ________   _________

Net Increase (Decrease) In Cash                 824             -         824
                                           ________      ________   _________

Cash At The Beginning Of The Period               -             -           -
                                           ________      ________   _________

Cash At The End Of The Period              $    824      $      -   $     824
                                           ========      ========   =========

                     See Notes to Financial Statements

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

                  LEXICO ENERGY EXPLORATION, INC.

ITEM 2.  Managements's Discussion and Analysis or Plan of
         Operation

General

Lexico Energy Exploration, Inc. was incorporated in Delaware in 1987. The Company is now engaged principally in the business of exploration and development of natural gas wells. To date, several properties have been acquired and additional properties are being considered for acquisition.

Strategic Developments

     New Gas Well

The Uintah Basin, a major hydrocarbon producing area in Northeast Utah, is recognized as the second largest onshore hydrocarbon basin in the contiguous United States and one of the world's largest non-marine petroleum accumulations.

The Company is in the process of acquiring 75% of 211.5 BCF of proven reserves associated with the Conoco 22-1 well from NBGC. The reserves are valued at $0.73/mcf, and are intended to be brought forward in April of 1998. The acquisition would include the deep rights from the top of the Mancos formation at 9,700 feet to the Weber formation at 20,000 feet. Significant finds of gas exist in the well from 9,700 feet to 20,000 feet according to the drill stem tests.

The 22-1 well was originally drilled by Conoco and Prudential Life in 1972 to a depth of 20,000 feet, and recompleted in 1980 by Gillman Hill. The well was cased to a depth of 14,800 feet to the Frontier zone and completed there. Engineering reports on the 22-1 project indicate reserves of 32 BCF in the Frontier, Castlegate and Upper Mancos formations based on 160 acre spacing. In addition, the well has 436,000 barrels of recoverable condensate.

The Company has received a commitment from Coastal/Engage to purchase up to 4,000 MMBtu/day from this well for a one year term at Inside FERC CIG Rocky Mountains Index minus $0.20.

In addition, Lexico is acquiring 18 more drilling sites in the immediate area from NBGC. The probable reserves associated with this transaction are approximately 394 BCF.

     Completion of Current Development Inventory

The Company owns the rights to 50% of Conoco Federal 13-1 gas wells ("13-1") which is also located in the Uintah Basin. The Company anticipates raising capital in the third quarter of fiscal 1998 to complete the 13-1. After the required capital is made available to the Company, it is anticipated that the 13-1 can be completed in approximately two weeks working time, with cash flow accruing to the Company approximately 60 days thereafter.

In order to fund completion of 13-1, it is currently anticipated that the Company will attempt to raise between $500,000 and $1,000,000 by offering "Units" consisting of Class "A" Preferred Stock and Common Stock. The Preferred Stock will be 6% cumulative and will be subject to mandatory redemption from 75% of the net revenues received by the Company from sale of gas from 13-1. It is anticipated that the Preferred Stock will be retired by the end of 1999. The number of additional Common Shares to be issued under the proposed structure will range from 500,000 to 1 million. In order to complete 13-1, the minimum $500,000 will be required. If more capital than the minimum is raised, the funds will be used to drill additional "horizontal legs" off of the primary well hole, which is anticipated to increase the production of the well proportionately.

The above described contemplated funding plan for 13-1 is provided for the information of current investors and interested parties. The Company may choose to alter the plan prior to an actual offering or to indefinitely delay its plans to make any offering.

     Australian Subsidiary

The Company owns 50% of United Stratum AUS PTY (United) which owns drilling prospects in the South Pacific. The Company also has options to purchase the remaining shares of United Stratum.

Interwest Vanuatu PTY LTD holds the Petroleum Prospecting License in the Port Sandwich Basin of the Republic of Vanuatu, S.W. Pacific. United owns a 37 1/2% interest in the "Net Area Proceeds" of the Interwest concession.

The concession includes almost all of Malakula Island and Espiritu Santo Island, Republic of Vanuatu, S.W. Pacific, as well as offshore areas. The area is approximately 3,728,000 (131 graticular blocks). The concession is being marketed to major principals in the industry who have expressed interest in a position to proceed with a four year program to develop this project.

     Expansion Opportunities

The Company is actively seeking additional opportunities to expand its asset base and cash flow prospects. It is conducting an ongoing process of evaluating exploration and development properties and associated funding sources. Several prospects are under careful scrutiny, however, no contracts have yet been negotiated.

Results of Operations

The Company is considered a "development stage" company, with no actual drilling or exploration operations having been conducted until midway through the just finished quarter. The Company had losses of $54,064 for the quarter and $95,477 year to date, resulting primarily from general and administrative expenses.

Liquidity and Capital Resources

Operating activities of the Company used net cash of $149,000 in the quarter primarily due to development work on the Conoco Federal 22-1 gas well, exploration, and administrative overhead.

The Company requires capital to continue with its acquisition and development of oil and gas properties as well as to complete drilling on existing properties and to earn an interest in prospects developed by others under standard industry farmout arrangements. It is anticipated that funding for expansion activities will be provided by an offering of the Company's securities (as described above) and through institutional funding via standard industry arrangements.

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


Date:  April 9, 1998