Form 10QSB
period 1998-06-30
LEXICO ENERGY EXPLORATION INC
filed 1998-08-04
CIK 858795

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  June 30, 1998

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

Yes   X      No
    ____       ____


As of June 30, 1998, 11,277,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
2nd Quarter Ended March 31, 1998


Lexico Energy Exploration, Inc.

                                      						         Page

PART I:  FINANCIAL INFORMATION

            Item 1.

                   Balance Sheet 	                  			2
                   Statement Of Operations	          		3
                   Statement Of Cash Flows	 	         	4
                   Notes To Financial Statements	  	  	5


            Item 2.

	                 Management's Discussion And
                  Analysis Or Plan Of Operation        8

PART II:  OTHER INFORMATION	             	             9


SIGNATURES					                                       10

              PART I.   FINANCIAL INFORMATION

ITEM 1.            LEXICO ENERGY EXPLORATION, INC.
                   (A Development Stage Company)
                           BALANCE SHEET
                           JUNE 30, 1998
                            (UNAUDITED)

                               ASSETS


Cash                                 $(        46)
                                    _____________

    Total current assets              (        46)

Property & equipment (net)                 31,650
Wells & related equipment               2,777,142
Unproved properties                       220,000
Investment in USAPL                       100,000
Option                                     10,000
                                    -------------

Total Assets     	                			$  3,138,746
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                	$    68,031
     Accts. pay. - related party           10,000
     Interest payable          	           41,434
     Related party notes payable          448,200
     Deferred tax liability               382,000
                                     ____________
	Total current liabilities	               949,665
                                     ____________

Total Liabilities      	           		     949,665
                                     ____________


Stockholders' equity

     Common stock: $.001 par
       value, 50,000,000 shares
       authorized, 11,277,000
       shares issued
       & outstanding            	    	    11,277

     Preferred stock:  $.01 par
       value, 5,000,000 shares
       authorized, 0 shares
       issued & outstanding             	      -

     Additional paid in capital        2,994,788

     Deficit accumulated during
        the development stage        (   816,984)
                                    ____________

  Stockholders' Equity      			        2,189,081
                                    ____________

Total Liabilities And
 Stockholders' Equity	     	        $  3,138,746
	 						                            ============

                  	 See Notes to Financial Statements

                     LEXICO ENERGY EXPLORATION, INC.
                      (A Development Stage Company)
                         STATEMENT OF OPERATIONS
                              (UNAUDITED)


                                                                                            Dec. 31, 1987
			                                    	   Three Months Ended       Nine Months Ended        (inception)
		                                    		        June  30                 June 30             to June 30,
	 			                                      1998          1997       1998         1997           1998
							                                    ____          ____       ____         ____       _____________


Sales                                	  $       -     $      -    $       -    $      -     $       -

Operating expenses                    		   48,078        3,729      140,204       4,379       404,537
                                        _________     ________    _________    ________     _________
Income (loss) from
 operations	              	              ( 48,078)     ( 3,729)    (140,204)    ( 4,379)     (404,537)
                                        _________     ________    _________    ________     _________
Other income (expense):

	Interest income	                      	        -   	        -            -           -        10,987
 Interest expense                        (  1,675)     ( 1,676)    (  5,026)    ( 5,027)     ( 41,434)
	                                       _________     ________    _________    ________     _________
	Total other income          	           (  1,675) 		  ( 1,676)    (  5,026)    ( 5,027)     ( 30,447)
                                        _________     ________    _________    ________     _________
Income (loss) before
 income taxes            		              ( 49,753)     ( 5,405)    (145,230)    ( 9,406)     (434,984)

Provision for income tax                 (382,000)           -     (382,000)          -      (382,000)
			                                     _________     ________    _________    ________     _________
Net income (loss)            	          $(431,753)  		$( 5,405)   $(527,230)   $( 9,406)    $(816,984)
                                        =========     ========    =========    ========     =========

Net income (loss) per share             $( .038 )   	 $(  *  )    $( .047 )    $(  *  )     $( .081 )
                                        =========     ========    =========    ========     =========

Weighted average number of
common shares outstanding              11,277,000    11,277,000  11,277,000   11,277,000   10,116,574
                                       ==========    ==========  ==========   ==========   ==========
*Less than $.01 per share


         	         See Notes to Financial Statements

                    LEXICO ENERGY EXPLORATION, INC.
	                    (A Development Stage Company)
	                       STATEMENT OF CASH FLOWS
 		                          (UNAUDITED)

	                                                                  Dec.31,1987
				                                         	 Nine Months Ended   (inception)
	  				                                             June 30	       to June 30,
				                                         	1998          1997      1998
							                                       ____          ____    __________

Cash Flows From Operating Activities:

   Net income (loss)	          	           $(431,753)     $( 9,406)  $(816,984)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Depreciation                              350            -          350
       Increase in accounts payable                -        4,379       68,031
       Increase in accts. pay. - rel. party   10,000            -       10,000
       Increase in deferred tax liability    382,000            -      382,000
       Increase in interest payable            5,026        5,027       41,434
		                                         ---------     --------    ---------
	        Net cash provided
     	   by (used for)
	        operating activities 	             (129,854)           -     (315,169)
                                           ---------     --------    ---------


Cash Flows From Investing Activities:

      (Purchase) of equipment               ( 32,000)           -     ( 32,000)
      (Capitalized) expenditures            (277,142)           -     (277,142)
      (Purchase) of option                  ( 10,000)           -     ( 10,000)
      (Purchase) of oil and gas interests          -            -     (220,000)
                                           ---------     --------    ---------
         Net cash provided
         by (used for)
         investing activities               (319,142)           -     (539,142)
                                           ---------     --------    ---------


Cash Flows From Financing Activities:

       Sale of common stock                        -            -       11,277
       Increase in related party
         notes payable                       448,200            -      448,200
       Increase in paid in capital         		    750 	          -      394,788
			                                        ---------     --------    ---------
     	   Net cash provided
      	  by (used for)
	        financing activities	               448,950 	          -      854,265
                                           _________	    ________    _________

Net Increase (Decrease) In Cash             (     46)           -     (     46)

Cash At The Beginning Of The Period                -            -            -
                                           _________     ________    _________

Cash At The End Of The Period              $(     46)    $      -    $(     46)
                                           =========     ========    =========

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

                   LEXICO ENERGY EXPLORATION, INC.
                Supplemental Information (Unaudited)
                     Period Ended June 30, 1998

Capitalized Costs Relating to Oil and Gas
Producing Activities at June 30, 1998
-----------------------------------------

Unproved oil and gas properties          $   220,000
Proved oil and gas properties              2,777,142
Support equipment and facilities                   -
                                         -----------
                                           2,997,142
Less accumulated depreciation,
depletion, amortization, and
impairment                                         -
                                         -----------
Net capitalized costs                    $ 2,997,142
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period
Ended June 30, 1998
---------------------------------------

Property acquisition costs
     Proved                              $ 2,500,000
     Unproved                                      -
Exploration costs                                  -
Development costs                            277,142


Results of Operations for Oil and Gas Producing
Actvities for the Period Ended June 30, 1998
-----------------------------------------------

Oil and gas sales                        $         -
Gain on sale of oil and gas properties             -
Gain on sale of oil and gas leases                 -
Production costs                                   -
Exploration expenses                               -
Depreciation, depletion,
  and amortization                                 -
                                         -----------
                                                   -
Income tax expense                                 -
                                         -----------
Results of operations for oil and gas
  producing activities (excluding
  corporate overhead and financing
  costs)                                 $         -
                                         ===========


Reserve Information

     The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.
     Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.
     The standardized measure of discounted future net cash flows is computed by applying year end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credit, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

                   LEXICO ENERGY EXPLORATION, INC.
           Supplemental Information (Unaudited) - Continued
                     Period Ended June 30, 1998

Reserve Information
-------------------
                                                Oil            Gas
                                               (Bbls)         (Bcf)
                                               ------         ------
Proved developed and undeveloped reserves
     Beginning of period                            -              -
     Revisions of previous estimates                -              -
     Improved recovery                              -              -
     Purchases of minerals in place           129,300        158.625
     Extensions and discoveries                     -              -
     Production                                     -              -
     Sales of minerals in place                     -              -
                                              -------        -------
     End of year                              129,300        158.625
                                              =======        =======
Proved developed reserves
     Beginning of period                            -              -
     End of period                            129,300        158.625

Standardized Measure of Discounted Future
     Net Cash Flows at June 30, 1998

     Future cash inflows                                     $    xx
     Future production costs                                  (   xx)
     Future development costs                                 (   xx)
     Future income tax expenses                               (   xx)
                                                             -------
                                                                  xx
     Future net cash flows (10% annual discount for
         estimated timing of cash flows)                      (   xx)
                                                             -------
Standardized measures of discounted future net cash
     flows relating to proved oil and gas reserves           $    xx
                                                             =======

The following reconciles the change in the standardized measure of discounted future net cash flow during the nine months ended June 30, 1998.

Beginning of period                                          $    xx
Sales of oil and gas produced, net of production costs        (   xx)
Net changes in prices and production costs                    (   xx)
Extensions, discoveries, and improved recovery,
   less related costs                                             xx
Development costs incurred during the year which
   were previously estimated                                      xx
Net change in estimated future development costs                  xx
Revisions of previous quantity estimates                      (   xx)
Net change from purchases and sales of minerals in place      (   xx)
Accretion of discount                                             xx
Net change in income taxes                                    (   xx)
Other                                                         (   xx)
                                                             -------
End of year                                                  $    xx


Note: Engineer will complete cash flow information subject to Conoco 22-1 Well coming on line in August of 1998.

                  LEXICO ENERGY EXPLORATION, INC.

ITEM 2.  Management's Discussion and Analysis or Plan of
         Operation

General

Lexico Energy Exploration, Inc. was incorporated in Delaware in 1987. The Company is now engaged principally in the business of exploration and development of natural gas wells. To date, several properties have been acquired and drilling or re-completion efforts are in process to bring those ventures on line and producing. Additional properties and the roll up of several other companies are being considered for acquisition.

In addition, the Company is negotiating the engagement of an investment banker to manage the overall financial planning, merger, and future acquisitions of the Company. The Company anticipates having its underwriter file a 15c2-11 Registration with the SEC the third or fourth quarter of 1998.

Strategic Developments

     New Gas Well and Sites

The Uintah Basin, a major hydrocarbon producing area in Northeast Utah, is recognized as the second largest onshore hydrocarbon basin in the contiguous United States and one of the world's largest non-marine petroleum accumulations.

The Company has acquired 75% of 211.5 BCF of proven reserves associated with the Conoco 22-1 well from Natural Buttes Gas Corp. Said reserves are valued at $0.73/mcf, and have been brought forward in this quarter's financial statements. The acquisition includes the deep rights from the top of the Mancos formation at 9,700 feet to the Weber formation at 20,000 feet. Significant finds of gas exist in the subject ranges according to the drill stem tests.

The Conoco 22-1 well was originally drilled by Conoco and Prudential Life in 1972 to a depth of 20,000 feet, and recompleted in 1980 by Gillman Hill.
The well was cased to a depth of 14,800 feet to the Frontier zone and completed there. Engineering reports on the 22-1 project indicate reserves of 32 BCF in the Frontier, Castlegate and Upper Mancos formations based on 160 acre spacing. In addition, the well has 436,000 barrels of recoverable condensate.

The Company has received a commitment from Coastal/Engage to purchase up to 4,000 MMBtu/day from this well for a one year term at Inside FERC CIG Rocky Mountains Index minus $0.20.

Recently, Lexico has acquired 18 more drilling sites in the immediate area of the Conoco 22-1 well from Natural Buttes Gas Corp.
The probable reserves associated with this transaction are approximately 394 BCF.

     Completion of Current Development Inventory

The Company owns the rights to 50% of Conoco Federal 13-1 gas well ("13-1") which is also located in the Uintah Basin. The Company anticipates completing this well after the rollup of a drilling company that it is currently negotiating. The well can be completed in approximately four weeks working time, with cash flow accruing to the Company approximately 60 days thereafter.

     Australian Subsidiary

The Company owns 50% of United Stratum AUS PTY ("United") which owns drilling prospects in the South Pacific. The Company also has options to purchase the remaining shares of United Stratum.

Interwest Vanuatu PTY LTD holds the Petroleum Prospecting License in the Port Sandwich Basin of the Republic of Vanuatu, S.W. Pacific. United owns a 37 1/2% interest in the "Net Area Proceeds" of the Interwest concession.

Recent negotiations with the Republic of Vanuatu have assured the rights of the concession for an additional twelve months while seismic data is reviewed and evaluated.

The concession includes almost all of Malakula Island and Espiritu Santo Island, Republic of Vanuatu, S.W. Pacific, as well as offshore areas. The area is approximately 3,728,000 (131 graticular blocks). The concession is being marketed to major principals in the industry who have expressed interest in a position to proceed with a four year program to develop this project.

     Expansion Opportunities

The Company is actively seeking additional opportunities to expand its asset base and cash flow prospects. It is conducting an ongoing process of evaluating exploration and development properties, drilling companies, and associated funding sources for these ventures.

The Company intends on entering into a "Letter of Intent" to acquire a drilling company within the next 30 days. This acquisition would allow the Company to more aggresively pursue its drilling programs.

Lexico Energy Exploration, Inc. and its affiliate Natural Buttes Gas Corp. ("NBGC") are currently engaged in negotiations with a Texas based gas and oil company to potentially merge the producing fields plus future leases of this company with Lexico. Lexico has offered 14 drilling sites with estimated reserves of 32 BCF of gas per 160 acre spacing as incentive to the Texas based company to consummate the merger. The Texas based company is negotiating a commitment for $35 million which would be brought forward into the merger.

The engagement of an investment banker and the registration of the Company with the SEC is also a step towards the future potential of the Company to raise money and trade publicly.

Results of Operations

The Company is considered a "development stage" company, with no actual drilling or exploration operations having been conducted until midway through the just finished quarter. The Company had losses of $431,753 for the quarter and $527,230 year to date, resulting primarily from general and administrative expenses.

Liquidity and Capital Resources

Operating activities of the Company used net cash of $129,854 in the previous three quarters primarily due to development work on the Conoco Federal 22-1 gas well, exploration, and administrative overhead.

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


Date:  July 31, 1998