Form 10QSB
period 1998-09-30
LEXICO ENERGY EXPLORATION INC
filed 1999-01-15
CIK 858795

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 1998

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

Yes   X      No
    ____       ____


As of September 30, 1998, 14,277,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
3rd Quarter Ended September 30, 1998


Lexico Energy Exploration, Inc.

                                            						         Page

PART I:  FINANCIAL INFORMATION

            Item 1.

            Consolidated Balance Sheet 	                  			2
            Consolidated Statement Of Operations	          		3
            Consolidated Statement Of Cash Flows	 	         	4
            Notes To Consolidated Financial Statements	  	  	5


            Item 2.

	           Management's Discussion And
            Analysis Or Plan Of Operation                    6

PART II:  OTHER INFORMATION	                   	             9


SIGNATURES		      			                                       10

              PART I.   FINANCIAL INFORMATION

ITEM 1.            LEXICO ENERGY EXPLORATION, INC.
                     CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 1998
                            (UNAUDITED)

                               ASSETS


Cash                                 $(       883)
                                    _____________

    Total current assets              (       883)

Property & equipment (net)                 31,500
Wells & related equipment               1,250,000
Unproved properties                     1,120,000
Investment in USAPL                       100,000
Prepaid expenses                            5,000
Option                                     10,000
                                    -------------

Total Assets     	                			$  2,515,617
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                	$    74,438
     Accts. pay. - related party           55,000
     Interest payable          	           43,109
     Related party notes payable          464,250
     Deferred tax liability               375,000
                                     ____________
	Total current liabilities	             1,011,797
                                     ____________

Total Liabilities      	           		   1,011,797
                                     ____________

Minority interest                         182,516
                                     ------------

Stockholders' equity

     Common stock: $.001 par
       value, 50,000,000 shares
       authorized, 14,277,000
       shares issued
       & outstanding            	    	    14,277

     Preferred stock:  $.01 par
       value, 5,000,000 shares
       authorized, 0 shares
       issued & outstanding             	      -

     Additional paid in capital        3,696,219

     Accumulated deficit             ( 2,389,192)
                                    ____________

  Stockholders' Equity      			        1,321,304
                                    ____________

Total Liabilities And
 Stockholders' Equity	     	        $  2,515,617
	 						                            ============

              	 See Notes to Consolidated Financial Statements

                     LEXICO ENERGY EXPLORATION, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)



			                                    	   Three Months Ended          Nine Months Ended
		                                    		      September  30               September 30
	 			                                      1998          1997          1998         1997
							                                    ____          ____          ____         ____


Sales                               	 $         -     $      -    $         -  $         -

Operating expenses                    		   48,391        6,229        148,858       10,408
                                      ___________     ________    ___________     ________
Income (loss) from
 operations	              	            (   48,391)     ( 6,229)    (  148,858)     (10,408)
                                      ___________     ________    ___________     ________
Other income (expense):

	Property write-down                   (1,544,142)  	        -   	 (1,544,142)           -
 Minority income                           15,000            -         15,000            -
 Interest expense                      (    1,675)     ( 1,675)    (    5,025)     ( 5,026)
	                                     ___________     ________    ___________     ________
                             	         (1,530,817) 		  ( 1,675)    (1,534,167)     ( 5,026)
                                      ___________     ________    ___________     ________
Income (loss) before provision
 for income taxes            		        (1,579,208)     ( 7,904)    (1,683,025)     (15,434)

Provision for income tax:
 Deferred                              (  375,000)           -     (  375,000)           -
			                                   ___________     ________    ___________     ________
Net income (loss)            	        $(1,954,208)  		$( 7,904)   $(2,058,025)    $(15,434)
                                      ===========     ========    ===========     ========

Net income (loss) per share           $ ( .137 )    	 $(  *  )    $ ( .168 )      $(  *  )
                                      ===========     ========    ===========     ========

Weighted average number of
common shares outstanding              14,277,000    11,277,000    12,277,000   11,277,000
                                       ==========    ==========    ==========   ==========
*Less than $.01 per share


         	      See Notes to Consolidated Financial Statements

                    LEXICO ENERGY EXPLORATION, INC.
	                CONSOLIDATED STATEMENT OF CASH FLOWS
 		                          (UNAUDITED)

				                                           	 Nine Months Ended
	  				                                            September 30
			  	                                         	1998          1997
  							                                       ____          ____

Cash Flows From Operating Activities:

   Net income (loss)	          	           $(2,058,025)     $(15,434)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Depreciation                                483            -
       Increase in accounts payable              6,407        7,908
       Increase in accts. pay. - rel. party     55,000            -
       Increase in deferred tax liability      375,000            -
      (Increase) in prepaid expenses        (    6,053)           -
       Compensatory stock issuance               3,000            -
       Property write-down                   1,544,142            -
       Minority income                      (   15,000)           -
       Increase in interest payable              5,025        5,026
		                                         -----------     --------
	        Net cash provided
     	   by (used for)
	        operating activities 	             (   90,021)     ( 2,500)
                                           -----------     --------


Cash Flows From Investing Activities:

      (Purchase) of equipment               (   31,000)           -
      (Capitalized) expenditures            (  294,142)           -
      (Purchase) of option                  (   10,000)           -
                                           -----------     --------
         Net cash provided
         by (used for)
         investing activities               (  335,142)           -
                                           -----------     --------


Cash Flows From Financing Activities:

       Increase in related party
         notes payable                         424,250            -
       Increase in paid in capital         		        - 	      2,500
			                                        -----------     --------
     	   Net cash provided
      	  by (used for)
	        financing activities	                 424,250 	      2,500
                                           ___________	    ________

Net Increase (Decrease) In Cash             (      913)           -

Cash At The Beginning Of The Period                 30            -
                                           ___________     ________

Cash At The End Of The Period              $(      883)    $      -
                                           ===========     ========

                  See Notes to Consolidated Financial Statements

                    LEXICO ENERGY EXPLORATION, INC.
              Notes to Consolidated Financial Statements
                              (Unaudited)


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

The accompanying consolidated financial statements include the accounts of Lexico Energy Exploration, Inc., and its 92% owned subsidiary Lexico Resources International Corporation (for the period from September 30, 1998 to December 31, 1998).

                   LEXICO ENERGY EXPLORATION, INC.
                Supplemental Information (Unaudited)
                  Period Ended September 30, 1998

Capitalized Costs Relating to Oil and Gas
Producing Activities at September 30, 1998
------------------------------------------

Unproved oil and gas properties          $ 1,120,000
Proved oil and gas properties              2,794,142
Support equipment and facilities                   -
                                         -----------
                                           3,914,142
Less accumulated depreciation,
depletion, amortization, and
impairment                                (1,544,142)
                                         -----------
Net capitalized costs                    $ 2,370,000
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period
Ended September 30, 1998
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                900,000
Exploration costs                                  -
Development costs                             17,000


Results of Operations for Oil and Gas Producing
Actvities for the Period Ended September 30, 1998
-------------------------------------------------

Oil and gas sales                        $         -
Gain on sale of oil and gas properties             -
Gain on sale of oil and gas leases                 -
Production costs                                   -
Exploration expenses                               -
Depreciation, depletion,
  and amortization                                 -
                                         -----------
                                                   -
Income tax expense                                 -
                                         -----------
Results of operations for oil and gas
  producing activities (excluding
  corporate overhead and financing
  costs)                                 $         -
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

                   LEXICO ENERGY EXPLORATION, INC.
           Supplemental Information (Unaudited) - Continued
                  Period Ended September 30, 1998

Reserve Information
-------------------
                                                Oil            Gas
                                               (Bbls)         (Bcf)
                                               ------         ------
Proved developed and undeveloped reserves
     Beginning of period                      129,300        158.625
     Revisions of previous estimates                -              -
     Improved recovery                              -              -
     Purchases of minerals in place                 -              -
     Extensions and discoveries                     -              -
     Production                                     -              -
     Sales of minerals in place                     -              -
                                              -------        -------
     End of year                              129,300        158.625
                                              =======        =======
Proved developed reserves
     Beginning of period                      129,300        158.625
     End of period                                  -              -

Standardized Measure of Discounted Future
     Net Cash Flows at September 30, 1998

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

The following reconciles the change in the standardized measure of discounted future net cash flow during the nine months ended September 30, 1998.

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

                  LEXICO ENERGY EXPLORATION, INC.

ITEM 2.  Management's Discussion and Analysis or Plan of
         Operation

General

Lexico Energy Exploration, Inc. ("Lexico Energy", the "Company") was incorporated in Delaware in 1987. The Company is a natural gas and liquids company. Lexico Energy's business is to acquire, explore, and develop natural resource properties, primarily those relating to natural gas. The Company intends to develop a diversified portfolio of projects located in the United States and overseas.

On September 30, 1998, Lexico Energy Exploration, Inc. completed a merger with Trinon, Inc., a publicly held Nevada corporation. Lexico Energy exchanged defined assets for Twenty Seven Million, Five Hundred Thousand (27,500,000) common shares of Trinon, Inc. At the conclusion of this acquisition, there were approximately Thirty Million (30,000,000) common shares issued and outstanding in Trinon, Inc., of which approximately 92% of such shares were owned by Lexico Energy
Exploration, Inc. Trinon, Inc. changed its name to Lexico Resources International Corporation. Lexico Energy Exploration, Inc. and
Lexico Resources International Corporation are hereinafter referred to collectively as "Lexico Energy Exploration, Inc.", the "Company" or "Lexico".

On August 11, 1998, Lexico Energy Exploration, Inc. entered into a consulting agreement with Alden Funding, LTD of New York City. Under the agreement Alden Funding will provide business development services, financing and public relation services. The Company will issue to Alden Funding One Million (1,000,000) shares of common stock for its services.

In addition, the Company anticipates having its underwriter file a 15c2-11 Registration with the SEC the fourth quarter of 1998.

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

Results of Operations

The Company had operating losses of $48,391 for the quarter and $148,858 year to date, resulting primarily from general and administrative expenses. The Company also had a $1,544,142 property write-down resulting from drilling and recompletion activities on the Conoco Federal 22-1 gas well.

Liquidity and Capital Resources

Operating activities of the Company used net cash of $90,021 in the previous three quarters primarily due to development work on the Conoco Federal 22-1 gas well, exploration, and administrative overhead.

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

PART II.  OTHER INFORMATION


Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters To A Vote of Securities Holders - None

Item 5.	Other Information - In September, 1998 the Company changed its accounting year end from September 30 to December 31, to match that of its newly acquired subsidiary.

Item 6.	Exhibits and Reports on Form 8-K - None

                         SIGNATURES

	 In accordance with the requirements of the Exchange
Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

			           	LEXICO ENERGY EXPLORATION, INC.


			           	By: /s/Lex Dolton
			           	Lex Dolton, President
			           	and Director


Date:  January 7, 1999